Form 10-Q
period 2021-06-30
Pegasus Medical Holdings, Inc.
filed 2021-08-12
CIK 1861645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number          000-56282

PEGASUS MEDICAL HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	30-0791746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6647 Saint Andrews Cross, Unit D
Liberty Township, OH
(Address of principal executive offices) (Zip Code)

(614) 395-7778
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.00001 Par Value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 13, 2021, the registrant had 1,000,840 shares of its Common Stock, $0.00001 par value, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	N/A	OTCQB

2

PART I. FINANCIAL STATEMENTS

PEGASUS MEDICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US$)
(UNAUDITED)

Balance Sheet

	June 30, 2021	December 31, 2020
Assets
Current
Cash	$21,309	$43,514
	21,309	43,514

	$21,309	$43,514
Liabilities & Equity
Current
Accounts payable and accrued liabilities	$8,422	$172
Convertible promissory notes	-	35,000
	8,422	35,172

Equity
Shareholder’s Equity	250,210,000	250,175,000
Retained Earning (Deficit)	(250,197,113)	(250,166,658)
	12,887	8,342
	$21,309	$43,514

PEGASUS MEDICAL HOLDINGS INC

Statement of Income and Retained Earnings

For the Three and Six Months Ended June 30, 2021 and 2020

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020

Operating Expenses
Interest and bank charges	$360	$385	$720	$770
Legal and professional fee	10,735	-	29,738	-
	-	-	-	-
	11,095	385	30,455	770
Income from Operations	(11,095)	(385)	(30,455)	(770)
Retained Earnings (Deficit), January 1, 2021	(250,166,658)	(250,164,109)	(250,160,658)	(250,160,658)
Retained Earnings (Deficit), June 30, 2021	$(250,186,018)	$(250,164,494)	$(250,197,113)	$(250,197,113)

PEGASUS MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND THE YEAR ENDED DECEMBER 31, 2020

	Share Capital
	Number of Outstanding Shares	Amount		Deficit		Total Shareholders’ Equity (Deficiency)
		$		$		$
Balance, December 31, 2019	1,000,700		250,175,000		(250,164,109)		10,891
Net loss for the period	–		–		(770)		(770)
Balance, June 30, 2020	–		250,175,000		(250,164,879)		10,121

Balance, December 31, 2020	1,000,700		250,175,000		(250,166,658)		8,342
Shares issued for debt	140		35,000		-		35,000
Net loss for the period	–		–		(30,455)		(30,455)
Balance, June 30, 2021	1,000,840		250,210,000		(250,197,113)		12,887

PEGASUS MEDICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN US$)
(UNAUDITED)

	2021	2020
Operating activities:
Net loss for the period	(30,455)	(770)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	8,250	15,882

Net cash used in operating activities	(22,205)	15,112
Financing activities:
Shares issued for cash	-	-
Net cash provided by financing activities	-	-

Increase in cash	(22,205)	15,112
Cash, beginning of the period	43,514	29,122
Cash, end of the period	21,309	44,234

PEGASUS MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020
(UNAUDITED)
(US$)

1.	Nature of operations

Pegasus Medical Holdings Inc. (the “Company”) was incorporated in the state of Delaware on December 20, 2018. The Company is engaged in the identification, financing and completion of asset or business acquisitions.

The Company’s registered office is at 2711 Centerville Road, Suite 400, City of Wilmington 19808, County of New Castle, Delaware.

The Company is currently privately held and plans to seek business opportunities, potentially inclusive of the pursuit of a public listing subject to shareholder approval and any regulatory consents.

The Company’s ongoing operations are ultimately dependent upon the success of its business activities and its ability to attain profitable operations and generate funds therefrom and/or to raise equity capital or borrowings sufficient to meet current and future obligations. Management expects to finance operating costs over the next twelve months from public or private financing sources.

The Company has no source of operating revenue, has incurred net losses since incorporation and as at June 30, 2021 has a deficit of $250,197,113 (December 31, 2020 $250,166,658). Its continued existence will be dependent on the receipt of related party debt or equity financing on terms which are acceptable to the Company.

2.	Significant Accounting Policies

(a)	Statement of Compliance and Basis of Preparation

The financial statements have been prepared on an accrual basis and are based on historical cost basis, modified where applicable. These financial statements are presented in Canadian dollars, which is the Company’s functional and reporting currency.

(b)	Significant accounting estimates and judgements

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of financial statements and reported expenses during the period. Actual results could differ from those estimated. Estimates and judgements are continuously evaluated and are based on management’s experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. However, actual outcomes can differ from these estimates.

Estimates and underlying assumptions are reviewed on an ongoing basis. Revisions to accounting estimates are recognized in the period in which estimates are revised and in future periods affected.

The preparation of these financial statements requires management to make judgements regarding the going concern of the Company, as discussed in Note 1.

Significant estimates of the Company include the recognition of deferred tax assets and the value attributed to shares issued. The Company considers whether the realization of deferred tax assets is probable in determining whether or not to recognize these deferred tax assets. The Company is private with no quoted price for its stock and the fair value attributed is based on negotiations between parties.

(c)	Cash and cash equivalents

Cash and cash equivalents consist of cash in banks and on hand, and short term deposits with an original maturity of three months or less, which are readily convertible into a known amount of cash.

(d)	Loss per share

The Company presents basic and diluted loss per share data for its common shares, calculated by dividing the loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted loss per share does not adjust the loss attributable to common shareholders or the weighted average number of common shares outstanding when the effect is non-dilutive.

(e)	Deferred listing costs

Professional, consulting and regulatory fees as well as other costs directly attributable to listing costs are reported as deferred listing costs until the transaction is completed, if the completion of the transaction is considered to be more likely than not. Costs relating to listing transactions that are not completed, or for which successful completion is considered unlikely, are charged to operations.

(f)	Income taxes

Income tax expense is comprised of current and deferred tax. Current tax and deferred tax are recognized in the statement of loss and comprehensive loss except to the extent that it relates to items recognized directly in equity or in other comprehensive income.

Current tax is the expected tax payable or receivable on the taxable income or loss for the year, using tax rates enacted or substantively enacted at the balance sheet date, and includes any adjustments to tax payable or receivable in respect of previous years.

Deferred income taxes are recorded using the liability method whereby deferred tax is recognized in respect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation.

Deferred tax is measured at the tax rates that are expected to be applied to temporary differences when they reverse, based on the laws that have been enacted or substantively enacted by the balance sheet date. Deferred tax is not recognized for temporary differences which arise on the initial recognition of assets or liabilities in a transaction that is not a business combination and that affects neither accounting, nor taxable profit or loss.

A deferred tax asset is recognized for unused tax losses, tax credits and deductible temporary differences, to the extent that it is probable that future taxable profits will be available against which they can be utilized. Deferred tax assets are reviewed at each reporting date and are reduced to the extent that it is no longer probable that the related tax benefit will be realized.

(g)	Financial Instruments

The Company classifies its financial instruments into one of the following categories: fair value through profit or loss (“FVTPL”) assets and liabilities, assets available-for-sale, loans and receivables, assets held-to-maturity and other financial liabilities. All financial instruments are measured at fair value on initial recognition. Measurement in subsequent periods depends on the classification of the financial instrument.

Financial assets and liabilities classified as FVTPL are subsequently measured at fair value with changes in fair value recognized in the statement of loss and comprehensive loss.

Financial assets designated as “available-for-sale” are subsequently measured at fair value with changes in fair value recognized in available-for-sale reserve, net of tax. Investments in equity instruments that do not have an active quoted market price and whose fair value cannot be reliably measured are measured at cost.

Financial assets designated as held-to-maturity, loans and receivables, and other financial liabilities are recorded at amortized cost using the effective interest rate method.

Transaction costs that are directly attributable to the acquisition or issue of financial assets or liabilities (other than those designated as FVTPL, which are expensed) are included in the initial carrying value of the financial instruments.

(h)	Impairment

Non-financial assets

The carrying amounts of the Company’s non-financial assets are reviewed at each reporting date to determine whether there is any indication of impairment. If any such indication exists, then the asset’s recoverable amount is estimated.

For the purpose of impairment testing, assets that cannot be tested individually are grouped together into the smallest group of assets that generates cash inflows from continuing use that are largely independent of the cash inflows of other assets or groups of assets (the “cash-generating unit,” or “CGU”). The recoverable amount of an asset of CGU is the greater of its value in use and its fair value less costs to sell. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset.

The Company’s corporate assets do not generate separate cash inflows. If there is an indication that a corporate asset may be impaired, then the recoverable amount is determined for the CGU to which the corporate asset belongs.

An impairment loss is recognized if the carrying amount of an asset or its CGU exceeds its estimated recoverable amount. Impairment losses are recognized in profit or loss. Impairment losses recognized in prior periods are assessed at each reporting date for any indications that the loss has decreased or no longer exists.

An impairment loss is reversed if there has been a change in the estimates used to determine the recoverable amount. An impairment loss is reversed only to the extent that the asset’s carrying amount does not exceed the carrying amount that would have been determined, net of depreciation or amortization, if no impairment loss had been recognized.

Financial assets

Financial assets, other than those carried at fair value through profit or loss, are assessed for indicators of impairment at each period end. Financial assets are impaired when there is objective evidence that, as a result of one or more events that occurred after the initial recognition of the financial asset, the estimated future cash flows of the investment have been impacted.

Objective evidence of impairment could include the following:

•	Significant financial difficulty of the issuer or counterparty
•	Default or delinquency in interest or principal payments
•	It has become probably that the borrower will enter bankruptcy or financial reorganization

For financial assets carried at amortized cost, the amount of the impairment is the difference between the asset’s carrying amount and the present value of the estimated future cash flows, discounted at the financial asset’s original effective interest rate.

The carrying amount of all financial assets, excluding accounts receivable, is directly reduced by the impairment loss. The carrying amount of accounts receivable is reduced through the use of an allowance account. When an account receivable is considered uncollectable, it is written off against the allowance account.

Subsequent recoveries of amounts previously written off are credited against the allowance account. Changes in the carrying amount of the allowance account are recognized in profit or loss.

For financial assets measured at amortized cost, if, in a subsequent period, the amount of the impairment loss decreases and the decrease can be related objectively to an event occurring after the impairment losses were recognized, the previously recognized impairment loss is reversed through profit or loss to the extent that the carrying amount of the asset at the date the impairment is reversed does not exceed what the amortized cost would have been had the impairment not been recognized.

2.	Share Capital

Authorized:

The total number of shares of stock that the Company shall have authority to issue is 12,000,000, consisting of 12,000,000 shares of common stock, 0.00001 par value per share (the “Common Stock”).

Issued:

i)
At the inception of the Company in December 2018, the Company issued an aggregate of 1,000,000 restricted shares of its Common Stock to Richard C. Wheeless III as “founder” stock and in recognition of the related party’s management services. The fair value of shares was $250,000,000, and the difference $249,975,000 debited to share issue cost.

ii)	On May 31, 2019, the Company issued 700 common shares by converting convertible promissory notes of $175,000. Each share was valued at $250.

iii)	During the three months ended March 31, 2021, the Company issued 140 common shares by converting convertible promissory notes of $35,000. Each share was valued at $250.

3.	Related Party Transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Key management personnel include those persons having authority and responsibility for planning, directing and controlling the activities of the Company as a whole. The Company has determined that key management personnel consist of executive and non-executive members of the Company’s Board of Directors, and corporate officers.

Accounts payable at June 30, 2021, includes $172 (June 30, 2020, $172) owed to the related parties in connection with expenses incurred on behalf of the Company.

4.	Financial Instruments

(a)	Fair Values

Assets measured at fair value on a recurring basis were presented on the Company’s statement of financial position as at June 30, 2020 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $	Balance, June 30, 2021 $

Cash	21,309	–	–	21,309

(b)	Credit Risk

The Company does not currently have any financial instruments that are potentially subject to credit risk.

(c)	Foreign Exchange Rate and Interest Rate Risk

The Company is not exposed to any significant foreign exchange rate or interest rate risk.

(d)	Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company currently settles its financial obligations out of cash. The ability to do this relies on the Company raising equity financing in a timely manner and by maintaining sufficient cash in excess of anticipated needs.

5.	Management of Capital

The Company’s objectives when managing capital are to safeguard the Company’s ability to continue as a going concern in order to fund its operations, so that it can provide returns for shareholders and benefits for other stakeholders. The Company does not have any externally imposed capital requirements to which it is subject.

The Company considers the aggregate of its shareholders’ equity (deficiency) and debt as capital. The Company manages the capital structure and makes adjustments to it in light of changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust the capital structure, the Company may attempt to issue new shares or dispose of assets or adjust the amount of cash

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting the results of operations, liquidity and capital resources of the Company and critical accounting estimates. This discussion should be read in conjunction with the accompanying quarterly unaudited Condensed Consolidated Financial Statements contained in this Form 10-Q and our initial Registration Statement on Form 10-12G, as amended, for the year ended December 31, 2020 (“Form 10”). Our Form 10 includes additional information about our significant accounting policies, practices and the transactions that underlie our financial results, as well as a detailed discussion of the most significant risks and uncertainties associated with our financial and operating results.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors”, set forth in Part II, Item 1A of this Form 10-Q and in our other SEC filings. We disclaim any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Business Overview
Business Development

Pegasus Medical Holdings, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on December 20, 2018. The Company has been in the developmental stage since inception and has conducted virtually no business operations, other than organizational activities and preparation to prepare for and currently comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, which includes the preparation and filing of the Form 10, and the Company’s subsequent periodic reports. The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination, and no existing letters of intent (“LOI”) for this purpose with third parties are currently in effect. The primary business purpose of the Company is to seek the acquisition of, or merger with, an existing operating company.

Business of Issuer

The Company, based on proposed business activities, is a “blank check” company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Exchange Act of 1934, as amended, (the “Exchange Act”) and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market such as the New York Stock Exchange (NYSE), NASDAQ, NYSE Amex Equities, and the OTC Bulletin Board, and, as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business or be acquired should such a reasonable opportunity arise.

We intend to either retain an equity interest (common or preferred stock) in any private company with which we engage in a business combination, or we may receive cash and/or a combination of cash and equity from any private company we complete a business combination with.  Our desire is that the value of such consideration paid to us would be beneficial economically to our shareholders though there is no assurance of that happening.

Potential Target Companies

A business entity, if any, which may be interested in a business combination with the Company may include the following:

•	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

•	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

•	a company which believes that it will be able to obtain investment capital on more favorable terms or more easily after it has become public;

•	a foreign company which may wish an initial entry into the United States securities market;

•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and

•	a company seeking one or more of the other perceived benefits of becoming a public company.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets or merger partners, the Company will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;

•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of management, either in place or scheduled for recruitment;

•
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

•	The extent to which the business opportunity can be advanced;

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.

Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company’s limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

No assurances can be given that the Company will be able to enter into or complete a business combination, as to the terms of a business combination, or as to the nature of the target company.

Form of Acquisition

The manner in which the Company participates in an acquisition opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the target candidate or, if any, the promoters of the opportunity, as well as the relative negotiating strength of the Company and such other involved parties.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company or, if we are acquired, the securities of such operating company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization type transaction. As part of such a transaction, all or a majority of the Company’s directors may resign and new directors may initially be appointed without a vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it may, however, be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and may also give rise to certain appraisal rights to dissenting stockholders, if any. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

We may seek to locate a target company through solicitation. Such solicitation may include, but is not limited to, media advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more web sites and/or similar methods. We may also utilize consultants in the business and financial communities for referrals of potential target companies.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

All such costs for the next twelve (12) months and beyond such time will be paid with money in our treasury, if any, or possibly with additional money contributed by Mr. Richard C. Wheeless III, our sole director, officer and stockholder, or another source.

We presently have no employees. Our officer and sole director is engaged in outside business activities and anticipates he will devote to our business limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees or management other than such changes, if any, incident to a business combination.

RESULTS OF OPERATIONS

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

The results of operations included herein contain only those operations that are part of our continuing operations. For discussion regarding our past operations which have since been disposed of, please refer to our Annual Report.

Revenue

During the three months ended June 30, 2021, the Company recognized net revenue of $0. Revenues for the three months ended June 30, 2020 were $0.

Operating Expenses

General and Administrative Expense

For the three months ended June 30, 2021 and 2020, general and administrative expenses were $11,095 and $385, respectively. This increase of $10,710 was primarily attributable to professional fee related to accounting and auditors.

For the six months ended June 30, 2021 and 2020, general and administrative expenses were $30,455 and $770, respectively. This increase of $29,685 was primarily attributable to professional fee related to accounting and auditors.

Net Income (Loss)

The Company generated a net loss from continuing operations of $11,095 for the three months ended June 30, 2021 compared net income of $385 during the three months ended June 30, 2020. This increased loss of $10,710 was largely due to professional fees related to accountants and auditors in preparation of becoming a publicly reporting company.

The Company generated a net loss from continuing operations of 30,455 for the six months ended June 30, 2021 compared net income of $770 during the three months ended June 30, 2020. This increased loss of $29,685 was largely due to professional fees related to accountants and auditors in preparation of becoming a publicly reporting company.

Liquidity and Capital Resources

At June 30, 2021, we had cash of $21,309 compared to March 31, 2021 of $37,154.  We have historically met our cash needs through a combination of proceeds from private placements of our convertible notes.  Our cash requirements are generally for general and administrative activities. We believe that our cash balance is sufficient to finance our cash requirements for expected general and administrative items through the next 12 months if we remain a shell company with no operations; however, that circumstance will likely change and be based upon the circumstances of any merger or acquisition.

Cash provided by in financing activities during the three months ended June 30, 2021 and 2020 was $0 and $0, respectively, as we sold no securities in either of such quarters.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in management discussion and analysis to the financial statements, the Company has suffered recurring losses from operations for the six and three months ended June 30, 2021, and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

The Company has no contractual obligations during the reporting period ended June 30, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2021, the Company had no off-balance sheet arrangement as defined in Item 303(a)(4) of Regulation S-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Securities and Exchange Commission defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures of an issuer that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Company maintains such a system of controls and procedures in an effort to ensure that all information which it is required to disclose in the reports it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms and that information required to be disclosed is accumulated and communicated to the chief executive and chief financial officer to allow timely decisions regarding disclosure.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;

2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management would need to implement the following measures:

●	The Company would need to add sufficient number of independent directors to the board and appoint an audit committee.

●	The Company would need to add sufficient knowledgeable accounting personnel to properly segregate duties and to affect a timely, accurate preparation of the financial statements.

●	Upon the hiring of additional accounting personnel, the Company would need to develop and maintain adequate written accounting policies and procedures.

Currently, management does not have the resources nor will it in the near to mid-term future to accomplish all of these goals; however, following any merger or acquisition by or of us, management may reevaluate this item and provide further disclosure regarding same. The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt and the results of its operations,

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of the control system must reflect that there are resource constraints and that the benefits must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

ITEM 1A.	RISK FACTORS.

Investing in our common stock and securities is subject to a number of risks and uncertainties. You should carefully consider the risk factors described under the heading “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in other reports we will file with the SEC in subsequent reporting periods, and as set forth in certain updated or additional risk factor below.

An investment in the Company is highly speculative in nature and involves a high degree of risk.

An investment in our Common Stock involves a number of significant risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. You should carefully consider the risks and uncertainties in addition to other information in this periodic report in evaluating our Company and our business before purchasing our securities. Our financial condition could be seriously harmed, and the trading price, if any, of our Common Stock could decline and investors could lose all or part of their investment, as a result of the occurrence of any of the risks set forth herein, as well as currently unknown risks related to any operating company we may merge with. You should invest in our Common Stock only if you can afford to lose your entire investment.

Our business is difficult to evaluate because we have no operating history.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by our management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers, joint ventures and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of our management or advisors to locate and attract a suitable acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Control by management

As of the date of this Quarterly Report, the management of the Company owned approximately 99% of the Company’s outstanding shares. Future investors will own a minority percentage of the Company’s Common Stock. Future investors will not have the ability to control a vote of the Company’s Shareholders or Board of Directors, if management controls or maintains rights to the majority of the issued and outstanding shares, and depending on the exchange value of the shares offered in a merger transaction, which cannot be known until a transaction were to consummate or immediately prior to consummation.

Our stockholders may engage in a transaction to attempt to cause the company to repurchase their shares of Common Stock

In order to provide an interest in the Company to a third party, our stockholders may attempt to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of Common Stock held by the stockholders. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

The Company has no existing agreement for a business combination or other transaction.

We currently have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Our management intends to devote only a limited amount of time to seeking a target company which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company’s affairs in total. Our officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks and/or reporting obligations.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States, as well as being subject to additional regulatory notice and/or filing requirements and other costs. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

Our stockholders may have a minority interest in the Company following a business combination.

If we enter into a business combination with a company with a value in excess of the value of our Company, and issue shares of our Common Stock to the stockholders of such company as consideration for merging with us, our stockholders will likely own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our Company.

There is currently no trading market for our common stock.

All of the presently issued and outstanding shares of Common Stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act of 933, as amended, and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC adopted amendments to Rule 144 which became effective on February 15, 2008. Those final rules may be found at: www.sec.gov/rules/final/2007/33-8869.pdf. Pursuant to the amended Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at any time previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, the Company is classified as a “shell company” as defined in Rule 12b-2 of the Securities and Exchange Act of 1934. As such, all restricted securities presently held by the founders (and initial shareholders) of the Company may not be resold in reliance on Rule 144 until: (1) the Company files Form 10 information with the SEC when it ceases to be a “shell company”; (2) the Company has timely filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time the Company files the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

There can be no assurance that the Company will ever meet these conditions and any purchases of our shares are subject to these restrictions on resale. A purchase of our shares may never be available for resale as we cannot be assured we will ever lose our shell company status.

We may need to finance our future cash needs through equity offerings, debt financings or corporate collaboration and licensing arrangements. Any additional funds may not be available, or on terms favorable to us or our stockholders and may require us to relinquish valuable rights.

To complete an acquisition, merger or such other strategic transaction and execute our business plan, we may likely need to raise additional funds. There can be no assurance that we will have sufficient funds to execute our business plan or complete a strategic transaction, or that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

If we seek to sell additional equity or debt securities to raise additional capital, we may not obtain favorable terms for us and/or our stockholders or be able to raise any capital at all, all of which could result in a material adverse effect on our business plan and results of operations. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations. Raising additional funds through collaboration or licensing arrangements with third parties may require us to relinquish valuable rights to future revenue streams, research programs or product candidates, or to grant licenses on terms that may not be favorable to us or our stockholders.

We have never paid dividends on our common stock.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company may be subject to certain tax consequences in our business, which may increase our cost of doing business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our business will have no revenues unless and until we merge with or acquire an operating business, or develop an operating business of our own.

We are currently a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business, or otherwise develop a successful business of our own.

The Company intends to issue more shares in a merger or acquisition, which will result in substantial dilution to existing shareholders.

Our Certificate of Incorporation currently authorizes the issuance of a maximum of 12,000,000 shares of Common Stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued at a lower valuation than some of our existing stockholders, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. To the extent that additional shares of Common Stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially and adversely affected.

The Company has no currently identified business acquisition or combination opportunities, which may affect our ability to or timeline by which we will identify a business to merge with or acquire.

The Company currently has no active prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us at this time, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on the Nasdaq Stock Market or any other securities exchange.

Following a business combination, we may seek the listing of our Common Stock on NASDAQ, NYSE Amex Equities, the OTC Markets or such other similar exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of those or any other stock exchange, or that we will be able to maintain a listing of our Common Stock on either of those or any other stock exchange. After completing a business combination, until our Common Stock is listed on the NASDAQ or another stock exchange, we expect that our Common Stock would be eligible to trade and/or be quoted on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

We will be deemed a blank check company under Rule 419 of the Securities Act of 1933. In any subsequent offerings while we are deemed a blank check or shell company, we will have to comply with Rule 419.

If we publicly offer any securities as a condition to the closing of any acquisition or business combination while we are a blank check or shell company, we will have to fully comply with SEC Rule 419 and deposit all funds in escrow pending advice about the proposed transaction to our stockholders fully disclosing all information required by Regulation 14 of the SEC and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any stockholder elects not to invest following our advice about the proposed transaction, all funds that must be held in escrow by us under Rule 419, as applicable, will be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. This is only a brief summary of Rule 419, and a complete copy of such rule can be found at the following site: https://www.law.cornell.edu/cfr/text/17/230.419.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as disclosed in our Form 10 Registration Statement, filed with the Securities and Exchange Commission, as most recently amended on July 13, 2021, there have been no unregistered sales of our securities in the reporting period ended June 30, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable

ITEM 5.	OTHER INFORMATION.

None

ITEM 6.	EXHIBITS.

3.1*	Certificate of Incorporation, as amended on June 11, 2021

3.2*	Bylaws of the Company

Exhibit 31.1
Certification of Chief Executive Officer of Pegasus Medical Holdings, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2
Certification of Principal Accounting Officer of Pegasus Medical Holdings, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Principal Executive Officer of Pegasus Medical Holdings, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

Exhibit 32.2	Certification of Principal Accounting Officer of Pegasus Medical Holdings, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

*	Filed with the company’s Form 10 Registration Statement on July 13, 2021.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Exhibit 101

101.INS	- XBRL Instance Document

101.SCH	- XBRL Taxonomy Extension Schema Document

101.CAL	- XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	- XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	- XBRL Taxonomy Extension Label Linkbase Document

101.PRE	- XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEGASUS MEDICAL HOLDINGS, INC. (Registrant)

Date: August 12, 2021	By:	/s/ Rich Wheeless
Rich Wheeless
Chief Executive Officer

	By:	/s/ Rich Wheeless
Rich Wheeless
Chief Financial Officer