Form 10-Q/A
period 2021-06-30
Pegasus Medical Holdings, Inc.
filed 2021-08-27
CIK 1861645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
Liberty Township, OH 45044
(Address of principal executive offices) (Zip Code)

(614) 395-7778
(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 26, 2021, the registrant had 1,000,840 shares of its Common Stock, $0.00001 par value, outstanding.

Securities registered pursuant to Section 12(b) of the Act: None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended June 30, 2021 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2021, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on August 12, 2021 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q.  This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after August 12, 2021) or modify or update in any way those disclosures that may be affected by subsequent events.  Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

PART I. FINANCIAL STATEMENTS

PEGASUS MEDICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US$)
(UNAUDITED)

Balance Sheet

	June 30, 2021	December 31, 2020
Assets
Current
Cash	$21,309	$43,514
	21,309	43,514

	$21,309	$43,514
Liabilities & Equity
Current
Accounts payable and accrued liabilities	$8,422	$172
Convertible promissory notes	-	35,000
	8,422	35,172

Equity
Shareholder’s Equity	250,210,000	250,175,000
Retained Earning (Deficit)	(250,197,113)	(250,166,658)
	12,887	8,342
	$21,309	$43,514

PEGASUS MEDICAL HOLDINGS INC

Statement of Income and Retained Earnings

For the Three and Six Months Ended June 30, 2021 and 2020

	Three months ended June 30, 2021	Three months ended June 30, 2020	Six months ended June 30, 2021	Six months ended June 30, 2020

Operating Expenses
Interest and bank charges	$360	$385	$720	$770
Legal and professional fee	10,735	-	29,735	-
	-	-	-	-
	11,095	385	30,455	770
Income from Operations	(11,095)	(385)	(30,455)	(770)
Retained Earnings (Deficit), January 1, 2021	(250,186,018)	(250,164,494)	(250,166,658)	(250,164,109)
Retained Earnings (Deficit), June 30, 2021	$(250,197,113)	$(250,164,879)	$(250,197,113)	$(250,164,879)

PEGASUS MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND THE YEAR ENDED DECEMBER 31, 2020

	Share Capital
	Number of Outstanding Shares	Amount		Deficit		Total Shareholders’ Equity (Deficiency)
		$		$		$
Balance, December 31, 2019	1,000,700		250,175,000		(250,164,109)		10,891
Net loss for the period	-		-		(770)		(770)
Balance, June 30, 2020	-		250,175,000		(250,164,879)		10,121

Balance, December 31, 2020	1,000,700		250,175,000		(250,166,658)		8,342
Shares issued for debt	140		35,000		-		35,000
Net loss for the period	-		-		(30,455)		(30,455)
Balance, June 30, 2021	1,000,840		250,210,000		(250,197,113)		12,887

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

3.	Share Capital

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

ii)	On May 31, 2019, the Company issued 700 common shares by converting convertible promissory notes of $175,000. Each share was valued at $250.

iii)	During the three months ended March 31, 2021, the Company issued 140 common shares by converting convertible promissory notes of $35,000. Each share was valued at $250.

4.	Related Party Transactions

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

5.	Financial Instruments

(a)	Fair Values

Assets measured at fair value on a recurring basis were presented on the Company’s statement of financial position as at June 30, 2020 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $	Balance, June 30, 2021 $

Cash	21,309	-	-	21,309

(b)	Credit Risk

The Company does not currently have any financial instruments that are potentially subject to credit risk.

(c)	Foreign Exchange Rate and Interest Rate Risk

The Company is not exposed to any significant foreign exchange rate or interest rate risk.

(d)	Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company currently settles its financial obligations out of cash. The ability to do this relies on the Company raising equity financing in a timely manner and by maintaining sufficient cash in excess of anticipated needs.

6.	Management of Capital

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

Exhibit 31.1 (1)
Certification of Chief Executive Officer of Pegasus Medical Holdings, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 (1)
Certification of Principal Accounting Officer of Pegasus Medical Holdings, Inc. Required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 (1)	Certification of Principal Executive Officer of Pegasus Medical Holdings, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

Exhibit 32.2 (1)	Certification of Principal Accounting Officer of Pegasus Medical Holdings, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

*	Filed with the company’s Form 10 Registration Statement on July 13, 2021.
(1)
These exhibits were previously included in the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the Securities and Exchange Commission on August 12, 2021

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Exhibit 101

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEGASUS MEDICAL HOLDINGS, INC. (Registrant)

Date: August 27, 2021	By:	/s/ Rich Wheeless
Rich Wheeless
Principal Executive Officer

Date: August 27, 2021	By:	/s/ Rich Wheeless
Rich Wheeless
Chief Financial Officer