Form 10-Q
period 2021-09-30
Pegasus Medical Holdings, Inc.
filed 2021-11-15
CIK 1861645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, the registrant had 1,000,840 shares of its Common Stock, $0.00001 par value, outstanding.

Securities registered pursuant to Section 12(b) of the Act: None.

		Pages

PART I. FINANCIAL STATEMENTS

Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:	F-1

	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	F-1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021 and 2020 (unaudited)	F-2

	Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the nine months ended September 30, 2021 and the year ended December 31, 2020	F-3

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	F-4

	Notes to Condensed Consolidated Financial Statements (unaudited)	F-5

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	9

Item 4.	CONTROLS AND PROCEDURES	10

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS	12

Item 1A.	RISK FACTORS	12

Item 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	19

Item 3.	DEFAULTS UPON SENIOR SECURITIES	19

Item 4.	MINE SAFETY DISCLOSURES	19

Item 5.	OTHER INFORMATION	19

Item 6.	EXHIBITS	20

PART I. FINANCIAL STATEMENTS

PEGASUS MEDICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US$)
(UNAUDITED)

Balance Sheet

	September 30, 2021	December 31, 2020
Assets
Current
Cash	$19,199	$43,514
	19,199	43,514

	$19,199	$43,514
Liabilities & Equity
Current
Accounts payable and accrued liabilities	$7,172	$172
Convertible promissory notes	-	35,000
	7,172	35,172

Equity
Shareholder’s Equity	250,210,000	250,175,000
Retained Earnings (Deficit)	(250,197,973)	(250,166,658)
	12,027	8,342
	$19,199	$43,514

PEGASUS MEDICAL HOLDINGS INC

Statement of Income and Retained Earnings

For the Three and Nine Months Ended September 30, 2021 and 2020

	Three months ended September 30, 2021	Three months ended September 30, 2020	Nine months ended September 30, 2021	Nine months ended September 30, 2020

Operating Expenses
Interest and bank charges	$360	$360	$1,080	$1,130
Legal and professional fees	500	-	30,235	-
	-	-	-	-
	860	360	31,315	1,130
Income (Loss) from Operations	(860)	(360)	(31,315)	(1,130)
Retained Earnings (Deficit), January 1, 2021	(250,197,113)	(250,164,879)	(250,166,658)	(250,164,109)
Retained Earnings (Deficit), September 30, 2021	$(250,197,973)	$(250,165,239)	$(250,197,973)	$(250,165,239)

PEGASUS MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND THE YEAR ENDED DECEMBER 31, 2020

	Share Capital
	Number of Outstanding Shares	Amount		Deficit		Total Shareholders’ Equity (Deficiency)
		$		$		$
Balance, December 31, 2019	1,000,700		250,175,000		(250,164,109)		10,891
Net loss for the period	-		-		(1,130)		(1,130)
Balance, September 30, 2020	-		250,175,000		(250,165,239)		9,761

Balance, December 31, 2020	1,000,700		250,175,000		(250,166,658)		8,342
Shares issued for debt	140		35,000		-		35,000
Net loss for the period	-		-		(31,315)		(31,315)
Balance, September 30, 2021	1,000,840		250,210,000		(250,197,973)		12,027

PEGASUS MEDICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For Nine Months Ended September 30
(IN US$)
(UNAUDITED)

	2021	2020
Operating activities:
Net loss for the period	(31,315)	(1,130)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	7,000	15,882

Net cash used in operating activities	(24,315)	14,752
Financing activities:
Shares issued for cash	-	-
Net cash provided by financing activities	-	-

Increase in cash	(24,315)	14,752
Cash, beginning of the period	43,514	29,122
Cash, end of the period	19,199	43,874

PEGASUS MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
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

The Company has no source of operating revenue, has incurred net losses since incorporation and as at September 30, 2021 has a deficit of $250,197,973 (December 31, 2020 $250,166,658). Its continued existence will be dependent on the receipt of related party debt or equity financing on terms which are acceptable to the Company.

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

Accounts payable at September 30, 2021, includes $172 (September 30, 2020, $172) owed to the related parties in connection with expenses incurred on behalf of the Company.

5.	Financial Instruments

(a)	Fair Values

Assets measured at fair value on a recurring basis were presented on the Company’s statement of financial position as at September 30, 2021 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $	Balance, September 30, 2021 $

Cash	19,199	-	-	19,199

(b)	Credit Risk

The Company does not currently have any financial instruments that are potentially subject to credit risk.

(c)	Foreign Exchange Rate and Interest Rate Risk

The Company is not exposed to any significant foreign exchange rate or interest rate risk.

(d)	Liquidity Risk

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

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company or, if we are acquired, the securities of such operating company shall be issued to the shareholders of the Company in exchange for such sale of the Company, which may take place in the form of cash and stock of such acquiring company.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

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

RESULTS OF OPERATIONS

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

The results of operations included herein contain only those operations that are part of our continuing operations. For discussion regarding our past operations which have since been disposed of, please refer to our Annual Report.

Revenue

During the three months ended September 30, 2021, the Company recognized net revenue of $0. Revenues for the three months ended September 30, 2020 were $0.

Operating Expenses

General and Administrative Expense

For the three months ended September 30, 2021 and 2020, general and administrative expenses were $860 and $360, respectively. This increase of $500 was primarily attributable to filing fees.

For the nine months ended September 30, 2021 and 2020, general and administrative expenses were $31,315 and $860, respectively. This increase of $30,455 was primarily attributable to professional fees related to accounting and auditors.

Net Income (Loss)

The Company generated a net loss from continuing operations of $860 for the three months ended September 30, 2021 compared to a net loss of $360 during the three months ended September 30, 2020. This increased loss of $500 was largely due to filing fees.

The Company generated a net loss from continuing operations of  $31,315 for the nine months ended September 30, 2021 compared net loss of $1,130 during the nine months ended September 30, 2020. This increased loss of $30,185 was largely due to professional fees related to accountants and auditors in preparation of becoming a publicly reporting company.

Liquidity and Capital Resources

At September 30, 2021, we had cash of $19,199 compared to September 30, 2020 of $21,309.  We have historically met our cash needs through a combination of proceeds from private placements of our convertible notes.  Our cash requirements are generally for general and administrative activities. We believe that our cash balance is sufficient to finance our cash requirements for expected general and administrative items through the next 12 months if we remain a shell company with no operations; however, that circumstance will likely change and be based upon the circumstances of any merger or acquisition.

Cash provided by in financing activities during the three months ended September 30, 2021 and 2020 was $0 and $0, respectively, as we sold no securities in either of such quarters.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in management discussion and analysis to the financial statements, the Company has suffered recurring losses from operations for the nine and three months ended September 30, 2021, and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

The Company has no contractual obligations during the reporting period ended September 30, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2021, the Company had no off-balance sheet arrangement as defined in Item 303(a)(4) of Regulation S-K.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of September 30, 2021, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

Other than as disclosed in our Form 10 Registration Statement, filed with the Securities and Exchange Commission, as most recently amended on July 13, 2021, there have been no unregistered sales of our securities in the reporting period ended September 30, 2021.

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

Exhibit 32.1	Certification of Principal Executive Officer of Pegasus Medical Holdings, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

Exhibit 32.2	Certification of Principal Accounting Officer of Pegasus Medical Holdings, Inc. Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 Of 18 U.S.C. 63

*	Filed with the Company’s Form 10 Registration Statement on May 12, 2021.

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

PEGASUS MEDICAL HOLDINGS, INC. (Registrant)

Date: November 15, 2021	By:	/s/ Rich Wheeless
Rich Wheeless
Principal Executive Officer

Date: November 15, 2021	By:	/s/ Rich Wheeless
Rich Wheeless
Chief Financial Officer