Form 10-K
period 2021-12-31
Pegasus Medical Holdings, Inc.
filed 2022-03-30
CIK 1861645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ___ to ___

Commission File Number: 000-56282

Pegasus Medical Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-3214499
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

6647 Saint Andrews Cross, Unit D Liberty Township, OH	45044
(Address of principal executive oﬃces)	(Zip Code)

Registrant’s telephone number, including area code (614) 395-7778

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.00001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes  ☒ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Se- curities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex- change Act.
☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☒ Yes  ☐ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☒ Yes  ☐ No

As of as of March 31, 2022, the registrant had 1,000,840 shares of its Common Stock, $0.00001 par value (the “Common Stock”), outstanding.

TABLE OF CONTENTS [PRINTER TO INSERT EDGARIZED PAGE NUMBERS]

FORWARD-LOOKING STATEMENTS

There are statements in this registration statement that are not historical facts. These “forward-looking statements” can be identified by use of terminology such as “believe,” “hope,” “may,” “anticipate,” “should,” “intend,” “plan,” “will,” “expect,” “estimate,” “project,” “positioned,” “strategy” and similar expressions. You should be aware that these forward-looking statements are subject to risks and uncertainties that are beyond our control. For a discussion of these risks, you should read this entire Registration Statement carefully, especially the risks discussed under “Risk Factors.” Although management believes that the assumptions underlying the forward-looking statements included in this Registration Statement are reasonable, they do not guarantee our future performance, and actual results could differ from those contemplated by these forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. In the light of these risks and uncertainties, there can be no assurance that the results and events contemplated by the forward-looking statements contained in this Registration Statement will in fact transpire. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We do not undertake any obligation to update or revise any forward-looking statements.

PART I

Item 1.	Business.

Pegasus Medical Holdings, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on December 20, 2018. The Company has been in the developmental stage since inception and has conducted virtually no business operations, other than organizational activities and preparation of this registration statement on Form 10 (the “Registration Statement”). The Company has no full-time employees and owns no real estate or personal property. The Company was formed as a vehicle to pursue a business combination and, while it had previously entered into non-binding letters of intent (“LOI”) for this purpose with certain third parties, each such LOI terminated or expired under its own terms with no consummation of such business combination having been completed to date, and no existing LOI is currently in effect. The primary business purpose of the Company is to seek the acquisition of, or merger with or sale to, an existing operating company.

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

The Company was organized to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market such as the New York Stock Exchange (NYSE), NASDAQ, NYSE Amex Equities, or the OTC Bulletin Board, and, as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation, or conversely to be acquired by such operating entity. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We intend to either retain an equity interest (common or preferred stock) in any private company with which we engage in a business combination or we may receive cash and/or a combination of cash and equity from any private company we complete a business combination with. Our desire is that the value of such consideration paid to us would be beneficial economically to our shareholders, though there is no assurance of that happening.

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities, once listed. These are commonly thought to include the following:

•	the ability to use registered securities to make acquisitions of assets or businesses;
•	increased visibility in the financial community;
•	increased transparency for the investor/shareholder community;
•	the facilitation of borrowing from financial institutions;
•	improved trading efficiency;
•	shareholder liquidity;
•	greater ease in subsequently raising capital;
•	compensation of key employees through stock options for which there may be a market valuation;
•	enhanced corporate image; and
•	a presence in the United States capital market.

Potential Target Companies

A business entity, if any, which may be interested in a business combination with the Company may include the following:

•	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
•	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;
•	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;
•	a company which believes that it will be able to obtain investment capital on more favorable terms or more easily after it has become public;
•	a foreign company which may wish an initial entry into the United States securities market;
•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and
•	a company seeking one or more of the other perceived benefits of becoming a public company.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

Any private company could seek to become public by filing their own registration statement with the Securities and Exchange Commission and avoid compensating us in any manner and, therefore, there may be no perceived benefit to any private company seeking a business combination with us. We are obligated under SEC Rules to file a Form 8-K with the SEC within four (4) days of completing a business combination, which would include information required by Form 10 on the private company. It is possible that, prior to the Company successfully consummating a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity. However, the offer of any post-transaction employment to a member of management will not be a consideration in our decision whether to undertake any proposed transaction.

No assurances can be given that the Company will be able to enter into or complete a business combination, as to the terms of a business combination, or as to the nature of the target company.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the target candidate or, if any, the promoters of the opportunity, as well as the relative negotiating strength of the Company and such other involved parties.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company; however, in the event that we are acquired or merged out instead, we will exchange our company shares for those of the acquiring entity, and our shareholders will have an opportunity to participate in such transaction.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity.  If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company’s directors may resign and new directors may initially be appointed without a vote by stockholders.

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

We are voluntarily filing this Registration Statement with the U.S. Securities and Exchange Commission and we’re under no obligation to do so under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Reports to Security Holders

(1)	The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

(2)	The Company will file reports with the SEC. The Company will be a reporting company and will comply with the requirements of the Exchange Act.

(3)
The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at the EDGAR Company Search page of the Securities and Exchange Commission’s Web site, the address for which is “www.sec.gov.”

Item 1A.	Risk Factors.

An investment in the Company is highly speculative in nature and involves a high degree of risk.

An investment in our Common Stock involves a number of significant risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. You should carefully consider the risks and uncertainties in addition to other information in this registration statement in evaluating our Company and our business before purchasing our securities. Our financial condition could be seriously harmed, and the trading price, if any, of our Common Stock could decline and investors could lose all or part of their investment, as a result of the occurrence of any of the risks set forth herein, as well as currently unknown risks related to any operating company we may merge with. You should invest in our Common Stock only if you can afford to lose your entire investment.

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

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of our management or advisors to locate and attract a suitable acquisition, as well as the potential need for acceptance onto a national stock exchange.

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

Control by management

As of the date of this registration statement, the management of the Company owned approximately 99% of the Company’s outstanding shares. Future investors will own a minority percentage of the Company’s Common Stock. Future investors will not have the ability to control a vote of the Company’s Shareholders or Board of Directors, if management controls or maintains rights to the majority of the issued and outstanding shares, and depending on the exchange value of the shares offered in a merger transaction, which cannot be known until a transaction were to consummate or immediately prior to consummation.

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

We currently have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

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

All of the presently issued and outstanding shares of Common Stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act of 933, as amended, and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC adopted amendments to Rule 144 which became effective on February 15, 2008. Those final rules may be found at: www.sec.gov/rules/final/2007/33-8869.pdf. Pursuant to the amended Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at anytime previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

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

Following a business combination, we may seek the listing of our Common Stock on NASDAQ, NYSE Amex Equities, the OTC Markets or such other similar exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of those or any other stock exchange, or that we will be able to maintain a listing of our Common Stock on either of those or any other stock exchange. After completing a business combination, until our Common Stock is listed on the NASDAQ or another stock exchange, we expect that our Common Stock would be eligible to trade and/or be quoted on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.  Conversely, while we are a publicly reporting company, our securities are not listed or traded on a national exchange, and as such, potential acquirors of the Company may be less inclined to complete an acquisition with us in the first instance. Should we determine to list our securities on an exchange to increase the likelihood of an acquisition or merger, this will require a significant amount of time and money, including the need to retain a market-maker and to meet the various listing exchange rules and requirements.  There is no assurances that we would be accepted for listing or trading on an exchange, or in a timely manner.

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

Item 1B.	Unresolved Staﬀ Comments.

None.

Item 2.	Properties.

None.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is not listed or traded on any national or other stock exchange. We have not in the past and have no plans in the immediate term of paying any dividends on the outstanding shares of our Common Stock.

Item 6.	[Reserved]

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This annual report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our industry, our beliefs and our assumptions. Forward looking statements are often identified by words such as “will”, “may”, “projects”, “anticipate,” “expects,” “intends,” “plans,” “believes,” “seeks” and “estimates” and variations of these words and similar expressions or import are intended to identify forward-looking statements but are not intended to constitute the exclusive means of identifying such statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, including those described in “Risk Factors” contained below in this annual report, some of which are beyond our control and difficult to predict and could cause actual results, performance or achievements, or industry results to differ materially from any future results, performance or achievements, expressed or implied, by such forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Form 10-K. Investors should carefully consider all of such risks before making an investment decision with respect to the Company’s stock. The following discussion and analysis should be read in conjunction with our consolidated financial statements for Tauriga Sciences, Inc. Such discussion represents only the best present assessment from our Management.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2021 TO THE YEAR ENDED DECEMBER 31, 2020

Revenue.

For the years ended December 31, 2021, and 2020, the Company had no revenue.

Cost of goods sold.

For the years ended December 31, 2021, and 2020, the Company had nil cost of goods sold

Operating expenses:

Professional fee

For the years ended December 31, 2021, and 2020, professional fees totaled $37,140 and $2,549, respectively.  The increase of $34,591 was primarily attributable to increased audit and accounting fees by $23,900 related to the quarterly and annual filing of financial statements for the year 2020, and 2021.

See also the Going Concern opinion included in our auditor report which is included in the filing of this annual report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

As the Company is a “smaller reporting company,” this item is inapplicable.

Item 8.	Financial Statements and Supplementary Data.

PEGASUS MEDICAL HOLDINGS, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021
AND FOR THE PERIOD FROM January 1, 2020, To December 31, 2021
Contents

Financial Statements	PAGE*
Report of Independent Registered Public Accounting Firm (PCAOB ID 5041)	F-1

Balance Sheet as of December 31, 2021, and December 31, 2020	F-2

Statement of Operations for the period from January 1, 2020 through December 31, 2020, and for the period from January 1, 2021 through December 31, 2021.	F-3

Statement of Changes in Stockholders’ Equity (Deficit) for the period from inception on December 20, 2018 through December 31, 2021.	F-4

Statement of Cash Flows for the period from January 1, 2020 through December 31, 2020, and for the period from January 1, 2021 through December 31, 2021.	F-5

Notes to Financial Statements	F-6

Report of Independent Registered Public Accounting Firm
To the shareholders and the board of directors of Pegasus Medical Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Pegasus Medical Holdings, Inc. as of December 31, 2021 and 2020, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.
Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/S/ BF Borgers CPA PC
BF Borgers CPA PC

We have served as the Company's auditor since 2021
Lakewood, CO
March 29, 2022

PEGASUS MEDICAL HOLDINGS INC
(A Development Stage Company)

Balance Sheet
(Audited)

As at December 31, 2021

	2021	2020
Assets
Current
Cash	$13,352	$43,514
	13,352	43,514
Long Term
	$13,352	$43,514
Liabilities & Equity
Current
Accounts payable and accrued liabilities	$7,150	$172
Convertible promissory notes	—	35,000
Total	7,150	35,172

Equity
Shareholder's Equity	250,210,000	250,175,000
Retained Earning (Deficit)	(250,203,798)	(250,166,658)
	6,202	8,342
	$13,352	$43,514

PEGASUS MEDICAL HOLDINGS INC
Statement of Income and Retained Earnings
(Audited)

For the Year Ended December 31, 2021

	2021	2020
Operating Expenses
Management fee	$—	$—
Interest and bank charges	1,455	1,490
Office expenses	—	—
Marketing and promotions	—	—
Professional fee	35,685	1,059
Travel expenses	—	—
	37,140	2,549
Income from Operations	(37,140)	(2,549)
Extraordinary Items:
Loss on Debt-Extinguishment	—	—
Net Income	(37,140)	(2,549)
Retained Earnings (Deficit), beginning of year	(250,166,658)	(250,164,109)
Retained Earnings (Deficit), end of year	$(250,203,798)	$(250,166,658)

PEGASUS MEDICAL HOLDINGS INC
Statement of Changes in Shareholder's Equity

	Share Capital
	Number of Outstanding Shares	Amount $	Deficit $	Total Shareholders' Equity (Deficiency) $
Balance, December 20, 2018	—	—	—	—
Shares issued for debt	700	175,000	—	175,000
Shares issued for management fee	1,000,000	250,000,000	—	250,000,000
Net loss for the period	—	—	(250,164,109)	(250,164,109)
Balance, December 31, 2019	1,000,700	250,175,000	(250,164,109)	10,891
Net loss for the period	—	—	(2,549)	(2,549)
Balance, December 31, 2020	—	—	(250,166,658)	8,342
Shares issued for debt	140	35,000	—	35,000
Net loss for the year	—	—	(37,140)	(37,140)
Balance 31 December, 2021	1,000,840	250,210,000	(250,203,798)	6,202

PEGASUS MEDICAL HOLDINGS INC
Statement of Cash Flows
(Audited)

December 31, 2021

	Note	January – December 2021	January – December 2020
Operating activities:
Net loss for the period		(37,140)	(2,549)
Changes in non-cash working capital:
Accounts payable and accrued liabilities		6,978	(3,059)
Promissory Notes Payable		—	20,000
Loss from Extinguishment of Debt		—	—
Shares issued for management services		—	—
Net cash used in operating activities		(30,162)	14,392
Financing activities:
Shares issued for cash	3	—	—
Net cash provided by financing activities		—	—

Increase in cash		(30,162)	14,392
Cash, beginning of the period		43,514	29,122
Cash, end of the period		13,352	43,514

PEGASUS HOLDINGS INC

1.	Nature of operations

Pegasus Medical Holdings Inc. (the “Company”) was incorporated in the state of Delaware on December 20, 2018. The Company is engaged in the identification, financing and completion of asset or business acquisitions. The Company’s registered office is at 2711 Centerville Road, Suite 400, City of Wilmington 19808, County of New Castle, Delaware.

The Company may need to finance operating costs over the next twelve months from public or private financing sources.

The Company has no source of operating revenue, has incurred net losses since incorporation and as at December 31, 2021 has a deficit of $250,203,798 (December 31, 2020 $250,166,658). Its continued existence will be dependent on the receipt of related party debt or equity financing on terms which are acceptable to the Company, or another funding source.

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

PEGASUS HOLDINGS INC

2.Significant Accounting Policies(continued)

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

PEGASUS HOLDINGS INC

2.Significant Accounting Policies(continued)

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

PEGASUS HOLDINGS INC

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

ii)	On May 31, 2019, the Company issued 700 common shares by converting convertible promissory notes of $175,000. Each share was valued at $250.

iii)	On March 31, 2021, the Company issued 140 common shares by converting convertible promissory notes of $35,000. Each share was valued at $250.

4.	Related Party Transactions

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

During the year Company paid $172 to a related party against expenses incurred on behalf of the Company.

PEGASUS HOLDINGS INC

5.	Financial Instruments

(a)	Fair Values

Assets measured at fair value on a recurring basis were presented on the Company's statement of financial position as at December 31, 2021 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $	Balance, December 31, 2021 $

Cash	13,352	—	—	13,352

(b)	Credit Risk

The Company does not currently have any financial instruments that are potentially subject to credit risk.

(c)	Foreign Exchange Rate and Interest Rate Risk

The Company is not exposed to any significant foreign exchange rate or interest rate risk.

(d)	Liquidity Risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they fall due. The Company currently settles its financial obligations out of cash. The ability to do this relies on the Company raising equity financing in a timely manner and by maintaining sufficient cash in excess of anticipated needs.

(e)	Price Risk

The Company is exposed to price risk with respect to commodity prices. The Company's ability to raise capital to fund research and development activities is subject to risks associated with fluctuations in the market price of commodities.

6.	Management Of Capital

The Company's objectives when managing capital are to safeguard the Company's ability to continue as a going concern in order to fund its operations, so that it can provide returns for shareholders and benefits for other stakeholders. The Company does not have any externally imposed capital requirements to which it is subject.

The Company considers the aggregate of its shareholders' equity (deficiency) and debt as capital. The Company manages the capital structure and makes adjustments to it in light of changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust the capital structure, the Company may attempt to issue new shares or dispose of assets or adjust the amount of cash.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the year ended December 31, 2021 covered by this Form 10-K. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for the preparation of the consolidated financial statements and related financial information appearing in this Annual Report on Form 10-K. The consolidated financial statements and notes have been prepared in conformity with accounting principles generally accepted in the United States of America. The management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. A company’s internal control over financial reporting is defined as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the Company; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Chief Executive Officer and Chief Financial officer, does not expect that the Company’s disclosure controls and internal controls will prevent all error and all fraud. Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Further, over time, control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 based upon the framework in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10.	Directors, Executive Oﬃcers and Corporate Governance.

Richard C. Wheeless III has been the President, Chief Financial Officer, Secretary and Director of the Company since its inception on December 20, 2018. Mr. Wheeless has served as the Chief Financial Officer since March 2020 and Chief Executive Officer since April 2020 of ParcelPal Technology, Inc., publicly reporting company listed on both the CSE and OTCQB stock exchanges. Previous to 2020, Mr. Wheeless had been an active investor, adviser and/or board member for numerous privately held companies. Prior to joining as an executive officer of ParcelPal Technology, Inc., he served as the CFO of the publicly traded company, Taal Distributed Information Technologies Inc. (OTCQX: TAALF). Prior to that, he was the Chief Financial Officer for the security software company Rivetz Inc. Previous to that, he was the CFO of LaunchKey Inc. and Pilus Energy, respectively, which were both acquired by publicly traded companies. Mr. Wheeless has over 15 years of financial leadership and corporate management experience working across various industry sectors, and  both public and private enterprise. Mr. Wheeless has also held managerial posts at Johnson & Johnson as well as Cardinal Health. He originally started his career in the private equity division at Citigroup. Mr. Wheeless holds a Master of Business Administration with honors from Otterbein University and a Bachelor of Science in Finance from Miami University. Mr, Wheeless serves as the Company’s sole director, and shall continue to do so until his resignation, removal or succession, or until a new board of directors is elected and qualified by the stockholders of the Company holding a majority of the shares. Mr. Wheeless has served as both an executive officer and director of the Company since inception.

(b) Significant Employees. None.

(c) Family Relationships. None.

(d) Involvement in Certain Legal Proceedings. None.

Item 11.	Executive Compensation.

No officer or director has received any compensation from the Company since the inception of the Company, other than the founders’ shares noted in this report. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. Our officers and directors intend to devote limited time to our affairs. The Company has no stock option, retirement, pension, or profit sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future. There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be disclosed. The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

On December 20, 2018, the Company issued 1,000,000 restricted shares of its Common Stock to Richard C. Wheeless III in exchange for services provided to the corporation, including, but not limited to investigational due diligence, communications and negotiations with potential target companies, travel and more generally developing our business concept and plan. All shares were considered issued at their par value ($0.00001 per share). Mr. Wheeless, the sole officer and director of the Company, is the majority shareholder of the Company. With respect to the issuance of shares of the Company’s Common Stock made to Mr. Wheeless, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Richard C. Wheeless III is involved in other business activities and may, in the future, become involved in other business opportunities that become available. Mr. Wheeless may face a conflict in selecting between the Company and his other business interests. The Company has not formulated a policy for the resolution of such conflicts. Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Company has not  established its own definition for determining whether its directors and nominees for directors are “independent” nor has it adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system, though our current director would not be deemed to be  “independent” under any applicable definition given that he is an officer of the Company; nor  established any committees of the board of directors. Given the nature of the Company’s business, its limited stockholder base and the current composition of management, the board of directors does not believe that the Company requires any corporate governance committees at this time. The board of directors takes the position that either we will, and/or with management of a target business, will establish committees that will be suitable for its operations after the Company consummates a business combination.

Item 14.	Principal Accountant Fees and Services.

Furnish the information required by Item 9(e) of Schedule 14A (§240.14a-101 of this chapter).

(1)	During the year ended 31 December 2021 the total audit fees $ 22,650 related to the audit work for the year 2019, 2020, and 2021 and quarterly reports for the same years.

(2)	The Tax Fees billed during the year 2021 $1,250.

(3)	The legal fees billed during the year ended 2021 $8,035

(4)	The other consulting fees billed during the year 2021 $,3750

PART IV

Item 15.	Exhibit and Financial Statement Schedules.

3.1*	Certificate of Incorporation, as amended on June 11, 2021

3.2*	Bylaws of the Company

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

Exhibit 101

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

(1)	.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEGASUS MEDICAL HOLDINGS, INC. (Registrant)

Date: March 29, 2022	By:	/s/ Rich Wheeless
Rich Wheeless
Principal Executive Officer

Date: March 29, 2022	By:	/s/ Rich Wheeless
Rich Wheeless
Chief Financial Officer