Form 10-Q
period 2022-03-31
Pegasus Medical Holdings, Inc.
filed 2022-05-16
CIK 1861645

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 16, 2022, the registrant had 1,000,840 shares of its Common Stock, $0.00001 par value, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	N/A	OTCQB

2

PART I. FINANCIAL STATEMENTS

PEGASUS MEDICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN US$)
(UNAUDITED)

Balance Sheet

	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash	$6,133	$13,352
Total Assets	$6,133	$13,352

Liabilities & Equity
Accounts payable & accrued liabilities	$7,000	$7,150
Total liabilities	$7,000	$7,150

Equity
Shareholders’ Equity	$250,210,000	$250,210,000
Retained Earnings (Deficit)	$(250,210,867)	$(250,203,798)
Total Shareholder’s Equity	$(867)	$6,202
Total Liabilities & Shareholders’ Equity	$6,133	$13,352

PEGASUS MEDICAL HOLDINGS INC

Statement of Income and Retained Earnings

For the Three Months Ended March 31, 2022 and 2021

	Three months ended March 31, 2022	Three months ended March 31, 2021

Operating Expenses
Interest and bank charges	$360	$360
Legal and professional fee	6,709	19,000
	-	-
Total Operating Expenses	7,069	19,360
Income from Operations	(7,069)	(19,360)
Retained Earnings (Deficit), January 1, 2022	(250,203,798)	(250,166,658)
Retained Earnings (Deficit), March 31, 2022	$(250,210,867)	$(250,186,018)

PEGASUS MEDICAL HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

	Share Capital
	Number of Outstanding Shares	Amount		Deficit		Total Shareholders’ Equity (Deficiency)
		$		$		$
Balance, December 31, 2020	1,000,700		250,175,000		(250,166,658)		8,342
Shares issued for debt	140		35,000		-		35,000
Net loss for the period	-		-		(19,360)		(19,360)
Balance, March 31, 2021	1,000,840		250,210,000		(250,186,018)		23,982

Balance, December 31, 2021	1,000,840		250,210,000		(250,203,798)		6,202
Net loss for the period	-		-		(7,069)		(7,069)
Balance, March 31, 2022	1,000,840		250,210,000		(250,210,867)		(867)

PEGASUS MEDICAL HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For three months ended March 31, 2022 and March 31, 2021
(IN US$)
(UNAUDITED)

	2022	2021
Operating activities:	$	$
Net loss for the period	(7,069)	(19,360)
Changes in non-cash working capital:
Accounts payable and accrued liabilities	(150)	13,000

Net cash used in operating activities	(7,219)	(6,360)
Financing activities:
Shares issued for cash	-	-
Net cash provided by financing activities	-	-

Increase (Decrease) in cash	(7,219)	(6,360)
Cash, beginning of the period	13,352	43,514
Cash, end of the period	6,133	37,154

PEGASUS MEDICAL HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021
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

The Company has no source of operating revenue, has incurred net losses since incorporation and as at March 31, 2022 has a deficit of $250,210,867 (December 31, 2021 $250,203,798). Its continued existence will be dependent on the receipt of related party debt or equity financing on terms which are acceptable to the Company.

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

There were no related parties' transactions during the three months ended 31 March 2022.

5.	Financial Instruments

(a)	Fair Values

Assets measured at fair value on a recurring basis were presented on the Company’s statement of financial position as at March 31, 2022 as follows:

	Fair Value Measurements Using
	Quoted prices in active markets for identical instruments (Level 1) $	Significant other observable inputs (Level 2) $	Significant unobservable inputs (Level 3) $	Balance, March 31, 2022 $

Cash	6,133	-	-	6,133

(b)	Credit Risk

The Company does not currently have any financial instruments that are potentially subject to credit risk.

(c)	Foreign Exchange Rate and Interest Rate Risk

The Company is not exposed to any significant foreign exchange rate or interest rate risk.

(d)	Liquidity Risk

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

Potential Target Companies

A business entity, if any, which may be interested in a business combination with the Company may include the following:

•	a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

•	a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•	a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

•	a company which believes that it will be able to obtain investment capital on more favorable terms or more easily after it has become public;

•	a foreign company which may wish an initial entry into the United States securities market;

•	a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and

•	a company seeking one or more of the other perceived benefits of becoming a public company.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets or merger partners, the Company will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;

•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of management, either in place or scheduled for recruitment;

•
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

•	The extent to which the business opportunity can be advanced;

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•	Other relevant factors.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

The results of operations included herein contain only those operations that are part of our continuing operations. For discussion regarding our past operations which have since been disposed of, please refer to our Annual Report.

Revenue

During the three months ended March 31, 2022, the Company recognized net revenue of $0. Revenues for the three months ended March 31, 2021 were $0.

Operating Expenses

General and Administrative Expense

For the three months ended March 31, 2022, and 2021, general and administrative expenses were $7,069 and $19,360, respectively. This decrease of $12,291 was primarily attributable to professional fee related to accounting and auditors in the quarter ended March 31, 2021. The fee charged in the quarter ended March 31, 2021, was related to the audits of year 2019, and 2020.

Net Income (Loss)

The Company generated a net loss from continuing operations of $(7,069) for the three months ended March 31, 2022, compared net income of $19,360 during the three months ended March 31, 2021. This decrease of $12,291 was primarily attributable to professional fee related to accounting and auditors in the quarter ended March 31, 2021. The fee charged in the quarter ended March 31, 2021, was related to the audits of year 2019, and 2020.

Liquidity and Capital Resources

On March 31, 2022, we had cash of $6,133 compared to March 31, 2021, of $37,154. The decrease in cash is mainly due to payment of professional fee. We have historically met our cash needs through a combination of proceeds from private placements of our convertible notes. Our cash requirements are generally for general and administrative activities. We believe that our cash balance is sufficient to finance our cash requirements for expected general and administrative items through the next 12 months if we remain a shell company with no operations; however, that circumstance will likely change and be based upon the circumstances of any merger or acquisition.

Cash provided by in financing activities during the three months ended March 31, 2022, and 2021 was $0 and $0, respectively, as we sold no securities in either of such quarters.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in management discussion and analysis to the financial statements, the Company has suffered recurring losses from operations for the six and three months ended March 31, 2022, and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

The Company has no contractual obligations during the reporting period ended March 31, 2022.

Off-Balance Sheet Arrangements

As of March 31, 2022, the Company had no off-balance sheet arrangement as defined in Item 303(a)(4) of Regulation S-K.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are not effective as of such date. The Chief Executive Officer and Chief Financial Officer have determined that the Company continues to have the following deficiencies which represent a material weakness:

1.	Lack of oversight by independent directors in the establishment and monitoring of required internal controls and procedures;

2.	Lack of functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

3.	Insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting and to allow for proper monitoring controls over accounting;

4.	Insufficient written policies and procedures over accounting transaction processing and period end financial disclosure and reporting processes.

To remediate our internal control weaknesses, management would need to implement the following measures:

●	The Company would need to add sufficient number of independent directors to the board and appoint an audit committee.

●	The Company would need to add sufficient knowledgeable accounting personnel to properly segregate duties and to affect a timely, accurate preparation of the financial statements.

●	Upon the hiring of additional accounting personnel, the Company would need to develop and maintain adequate written accounting policies and procedures.

Currently, management does not have the resources nor will it in the near to mid-term future to accomplish all of these goals; however, following any merger or acquisition by or of us, management may reevaluate this item and provide further disclosure regarding same. The additional hiring is contingent upon the Company’s efforts to obtain additional funding through equity or debt and the results of its operations,

Changes in Internal Control over Financial Reporting

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2022, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers, joint ventures and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

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

All of the presently issued and outstanding shares of Common Stock are “restricted securities” as defined under Rule 144 promulgated under the Securities Act of 933, as amended, and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC adopted amendments to Rule 144 which became effective on February 15, 2008. Those final rules may be found at: www.sec.gov/rules/final/2007/33-8869.pdf. Pursuant to the amended Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at any time previously a reporting or non- reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, the Company is classified as a “shell company” as defined in Rule 12b-2 of the Securities and Exchange Act of 1934. As such, all restricted securities presently held by the founders (and initial shareholders) of the Company may not be resold in reliance on Rule 144 until: (1) the Company files Form 10 information with the SEC when it ceases to be a “shell company”; (2) the Company has timely filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time the Company files the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

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

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

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

If we publicly offer any securities as a condition to the closing of any acquisition or business combination while we are a blank check or shell company, we will have to fully comply with SEC Rule 419 and deposit all funds in escrow pending advice about the proposed transaction to our stockholders fully disclosing all information required by Regulation 14 of the SEC and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any stockholder elects not to invest following our advice about the proposed transaction, all funds that must be held in escrow by us under Rule 419, as applicable, will be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. This is only a brief summary of Rule 419, and a complete copy of such rule can be found at the following site: https://www.law.cornell.edu/cfr/text/17/230.419.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as disclosed in our Form 10-K Registration Statement, filed with the Securities and Exchange Commission, as most recently amended on March 29, 2022, there have been no unregistered sales of our securities in the reporting period ended March 31, 2022.

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

Exhibit 101

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEGASUS MEDICAL HOLDINGS, INC. (Registrant)

Date: May 16, 2022,	By:	/s/ Rich Wheeless
Rich Wheeless
Chief Executive Officer

	By:	/s/ Rich Wheeless
Rich Wheeless
Chief Financial Officer